Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-2 LTD
filed 1996-11-14
CIK 857495

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to_________________________

                       Commission File number 33-19721-04


                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1989-2, LTD.
             (Exact name of registrant as specified in its charter)


            TEXAS                                          76-0281709
  (State or other jurisdiction                          (I.R.S. Employer
        of organization)                               Identification No.)


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

Yes   X      No
    -----      -----

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-2, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                         PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1996 and December 31, 1995                 3

            Statements of Operations

                - Three month and nine month periods ended
                  September 30, 1996 and 1995                              4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995     5

            Notes to Financial Statements                                  6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                       8

PART II.    OTHER INFORMATION                                             10


SIGNATURES                                                                11

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1989-2, LTD.
                                 BALANCE SHEETS



                                                 SEPTEMBER 30,  DECEMBER 31,
                                                    1996           1995
                                                 ------------   ------------
                                                 (Unaudited)

ASSETS:

Current Assets:
     Cash and cash equivalents                   $      1,406   $      1,365
     Nonoperating interests income receivable          46,214         43,116
                                                 ------------   ------------
          Total Current Assets                         47,620         44,481
                                                 ------------   ------------
Nonoperating interests in oil and gas
     properties, using full cost accounting         1,527,868      1,579,461
Less-Accumulated amortization                      (1,132,296)    (1,068,665)
                                                 ------------   ------------
                                                      395,572        510,796
                                                 ------------   ------------
                                                 $    443,192   $    555,277
                                                 ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property capital costs   $      2,847   $     89,910
                                                 ------------   ------------

Partners' Capital                                     440,345        465,367
                                                 ------------   ------------
                                                 $    443,192   $    555,277
                                                 ============   ============
















                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1989-2, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)






                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          1996       1995       1996       1995
                                        --------   --------   --------   --------
REVENUES:
   Income from nonoperating interests   $ 31,831   $ 36,534   $155,824   $142,889
   Interest income                            31         19         80         43
                                        --------   --------   --------   --------
                                          31,862     36,553    155,904    142,932
                                        --------   --------   --------   --------

COSTS AND EXPENSES:
   Amortization                           18,622     38,443     63,631    107,488
   General and administrative              8,541      8,286     25,909     23,017
                                        --------   --------   --------   --------
                                          27,163     46,729     89,540    130,505
                                        --------   --------   --------   --------
NET INCOME (LOSS)                       $  4,699   $(10,176)  $ 66,364   $ 12,427
                                        ========   ========   ========   ========



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                             $    .28   $   (.61)  $  3.96    $    .74
                                        ========   ========   =======    ========

















                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1989-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     ----------------------
                                                                         1996       1995
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                    $  66,364    $  12,427
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                      63,631      107,488
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                    (3,098)       7,766
        Increase (decrease) in accounts payable
          and accrued liabilities                                         --             29
                                                                     ---------    ---------
               Net cash provided by (used in) operating activities     126,897      127,710
                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                (7,073)     (10,904)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                         58,666         --
    Payable related to property capital costs                          (87,063)     (46,054)
                                                                     ---------    ---------
               Net cash provided by (used in) investing activities     (35,470)     (56,958)
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                     (91,386)     (70,709)
                                                                     ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        41           43
                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,365        1,291
                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   1,406    $   1,334
                                                                     =========    =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                         $   1,789    $   3,437
                                                                     =========    =========








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

     USE OF ESTIMATES --

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

                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests decreased 13 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales declined $11,246 or 19 percent in the third quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 34 percent in gas production and 22 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 77 percent or $1.06/MCf and 17 percent or $2.55/BBL, respectively, partially offsetting the revenue declines.

      Associated amortization expense decreased 36 percent or $10,607.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $9,214 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-2, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 9 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $3,016 or 2 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 58 percent or $.87/MCF and in oil prices of 14 percent or $2.14/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 33 percent and 18 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 35 percent or $34,266.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $9,591 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                              SWIFT ENERGY MANAGED PENSION
                                              ASSETS PARTNERSHIP 1989-2, LTD.
                                              (Registrant)

                                          By: SWIFT ENERGY COMPANY
                                              Managing General Partner


Date:  November 6, 1996                   By: /s/ John R. Alden
     ----------------------------             --------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:  November 6, 1996                   By: /s/ Alton D. Heckaman, Jr.
     ----------------------------             --------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
