Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-2 LTD
filed 1997-08-12
CIK 857495

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMAT                                                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            9

PART II.    OTHER INFORMATION                                                                      11


SIGNATURES                                                                                         12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------      ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      118,072       $       39,798
              Nonoperating interests income receivable                                         45,251              188,286
                                                                                       --------------       --------------
                   Total Current Assets                                                       163,323              228,084
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,416,807            1,411,075
         Less-Accumulated amortization                                                     (1,182,522)          (1,161,783)
                                                                                       --------------       --------------
                                                                                              234,285              249,292
                                                                                       --------------        -------------
                                                                                       $      397,608       $      477,376
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,766       $        2,271
                                                                                       --------------       --------------

         Partners' Capital                                                                    394,842              475,105
                                                                                       --------------       --------------
                                                                                       $      397,608       $      477,376
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                             June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997                1996           1997               1996
                                              ---------------   ---------------  ---------------  ----------------
REVENUES:
   Income from nonoperating interests         $        21,935   $        68,415  $        68,289   $       123,993
   Interest income                                      1,571                31            2,021                49
                                              ---------------   ---------------  ---------------   ---------------
                                                       23,506            68,446           70,310           124,042
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                         9,031            20,256           20,739            45,009
   General and administrative                           8,297             8,992           17,623            17,367
                                              ---------------   ---------------  ---------------   ---------------
                                                       17,328            29,248           38,362            62,376
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         6,178   $        39,198  $        31,948   $        61,666
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .37   $          2.34  $          1.91   $          3.68
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------------
                                                                                      1997                    1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       31,948          $        61,666
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      20,739                   45,009
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 21,304                  (15,926)
        (Increase) decrease in other current assets                                    121,731                       --
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              195,722                   90,749
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (5,732)                  (6,488)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                   58,765
    Increase (decrease) in payable related to excess costs                                 495                  (86,913)
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                               (5,237)                 (34,636)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (112,211)                 (56,089)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    78,274                       24
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        39,798                    1,365
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      118,072          $         1,389
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $         1,789
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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1996, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1997, 1996, 1995 and 1994, the continuing costs and revenues will be (were) shared 90 percent by the limited partners and 10 percent by the general partners.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 68 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $49,772 or 57 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 47 percent in gas production and 26 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 40 percent or $.89/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 55 percent or $11,225.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 45 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $62,993 or 39 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 41 percent in gas production and 28 percent in oil production were major contributing factors to the decreased revenues for the period. Increased oil prices of 4 percent or $.65/BBL partially offset the production declines.

      Associated amortization expense declined 54 percent or $24,270.

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


                                        SWIFT ENERGY MANAGED PENSION
                                        ASSETS PARTNERSHIP 1989-2, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner

Date:     August 4, 1997     By:        /s/ John R. Alden
          --------------                --------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     August 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
          --------------                --------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer