Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-2 LTD
filed 1997-11-13
CIK 857495

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                  3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996      4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                      5

      Notes to Financial Statements                                                   6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    9

PART II.    OTHER INFORMATION                                                        11


SIGNATURES                                                                           12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1997                 1996
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       95,560       $       39,798
              Nonoperating interests income receivable                                         46,286              188,286
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       141,846              228,084
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,417,662            1,411,075
         Less-Accumulated amortization                                                     (1,192,189)          (1,161,783)
                                                                                       ---------------      ---------------
                                                                                              225,473              249,292
                                                                                       ---------------      ---------------
                                                                                       $      367,319       $      477,376
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,003       $        2,271
                                                                                       ---------------      ---------------

         Partners' Capital                                                                    365,316              475,105
                                                                                       ---------------      ---------------
                                                                                       $      367,319       $      477,376
                                                                                       ===============      ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        26,430   $        31,831  $        94,719   $       155,824
   Interest income                                      1,306                31            3,327                80
                                              ---------------   ---------------  ---------------   ---------------
                                                       27,736            31,862           98,046           155,904
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                         9,667            18,622           30,406            63,631
   General and administrative                           6,008             8,541           23,631            25,909
                                              ---------------   ---------------  ---------------   ---------------
                                                       15,675            27,163           54,037            89,540
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        12,061   $         4,699  $        44,009   $        66,364
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .72   $           .28  $          2.63   $          3.96
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                   1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       44,009          $        66,364
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      30,406                   63,631
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 20,269                   (3,098)
        (Increase) decrease in other current assets                                    121,731                       --
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     216,415                  126,897
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (6,587)                  (7,073)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                   58,666
    Increase (decrease) in payable related to excess costs                                (268)                 (87,063)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      (6,855)                 (35,470)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (153,798)                 (91,386)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    55,762                       41
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        39,798                    1,365
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       95,560          $         1,406
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         1,789
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 17 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $6,651 or 14 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 32 percent in gas production and 21 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 10 percent or $.25/MCF when compared to third quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 48 percent or $8,955.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 39 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $69,644 or 33 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 39 percent in gas production and 26 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased gas prices of 5 percent or $.12/MCF further contributed to the decreased revenues.

      Associated amortization expense declined 52 percent or $33,225.

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


                                         SWIFT ENERGY MANAGED PENSION
                                         ASSETS PARTNERSHIP 1989-2, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:  November 4, 1997       By:        /s/ John R. Alden
       ----------------                  --------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:  November 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
       ----------------                  --------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer