Form 10-Q
period 1999-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-2 LTD
filed 1999-08-06
CIK 857495

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                                 3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998      4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                      5

            Notes to Financial Statements                                             6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              9

PART II.    OTHER INFORMATION                                                        11


SIGNATURES                                                                           12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $          1,094      $         17,545
     Nonoperating interests income receivable                                          23,830                26,601
                                                                               ---------------       ---------------
          Total Current Assets                                                         24,924                44,146
                                                                               ---------------       ---------------

Nonoperating interests in oil and gas
     properties, using full cost accounting                                         1,424,633             1,418,687
Less-Accumulated amortization                                                      (1,295,800)           (1,285,796)
                                                                               ---------------       ---------------
                                                                                      128,833               132,891
                                                                               ===============       ===============
                                                                             $        153,757      $        177,037
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $          2,027      $          2,691
                                                                               ---------------       ---------------


Limited Partners' Capital (16,761 Limited Partnership
                          Units; $100 per unit)                                       150,387               174,274
General Partners' Capital                                                               1,343                    72
                                                                               ---------------       ---------------
          Total Partners' Capital                                                     151,730               174,346
                                                                               ===============       ===============
                                                                             $        153,757      $        177,037
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Income from nonoperating interests     $         15,225   $         15,878      $        21,718    $        32,907
     Interest income                                     101                773                  206              1,756
                                              ---------------    ---------------       --------------     --------------
                                                      15,326             16,651               21,924             34,663
                                              ---------------    ---------------       --------------     --------------


COSTS AND EXPENSES:
     Amortization                                      4,913              7,855               10,004             17,176
     General and administrative                        6,950              7,709               16,055             14,453
                                              ---------------    ---------------       --------------     --------------
                                                      11,863             15,564               26,059             31,629
                                              ===============    ===============       ==============     ==============
NET INCOME (LOSS)                           $          3,463   $          1,087      $        (4,135)   $         3,034
                                              ===============    ===============       ==============     ==============




Limited Partners' net income (loss)
     per unit                               $           0.14   $           0.06      $         (0.29)   $          0.18
                                              ===============    ===============       ==============     ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         (4,135)     $          3,034
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                     10,004                17,176
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable              2,771                21,238
               Increase (decrease) in accounts payable                                       (664)                 (318)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                               7,976                41,130
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                         (7,193)               (5,626)
     Proceeds from sales of nonoperating interests in oil and gas properties                1,247                    --
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                              (5,946)               (5,626)
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                       (18,481)              (68,003)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (16,451)              (32,499)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           17,545                82,776
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $          1,094      $         50,277
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

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $7,976 and $41,130 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $18,481 and $68,003 for the six months ended June 30, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Income from nonoperating interests decreased 4 percent in the second quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales remained steady in the second quarter of 1999 when compared to the corresponding quarter in 1998. Current quarter oil production increased 8 percent while gas production declined 62 percent when compared to second quarter 1998 production volumes. Oil prices increased 34 percent or $3.25/BBL to an average of $12.75/BBL and gas prices increased 31 percent or $.63/MCF to an average of $2.65/MCF for the quarter.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-2, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 100 percent in the second quarter of 1999 compared to the second quarter of 1998 as total production costs increased 18 percent.

      Associated amoritzation expense decreased 37 percent or $2,942 in 1999 compared to second quarter 1998.

Six Months Ended June 30, 1999 and 1998

      Income from nonoperating interests decreased 34 percent in the first six months of 1999 when compared to the same period in 1998. Oil and gas sales declined $15,059 or 31 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 42 percent and 48 percent, respectively, when compared to the same period in 1998. Oil prices increased 5 percent or $.56/BBL to an average of $12.56/BBL and gas prices increased 10 percent or $.19 MCF to an average of $2.05/MCF for the current period.

      Corresponding production costs per equivalent MCF increased 35 percent in the first six months of 1999 compared to the corresponding period in 1998 while total production costs decreased 25 percent.

      Associated amortization expense decreased 42 percent or $7,172 in 1999 compared to the first six months of 1998, also related to the decline in production volumes.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 85:15 ratio.

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

Date:     August 4, 1999    By:        /s/ John R. Alden
          --------------               --------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:     August 4, 1999    By:        /s/ Alton D. Heckaman, Jr.
          --------------               --------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer